Form 10-K
period 2005-12-31
Bear Stearns Commercial Mortgage Securities Trust 2005-PWR8
filed 2006-03-28
CIK 1328968

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120522-03


        Bear Stearns Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-PWR8

     (Exact name of registrant as specified in its charter)


   New York                                         54-2176728
  (State or other jurisdiction of                   54-2176729
  incorporation or organization)                    54-6666966
                                                    54-6666967
                                                    54-6671919
                                                    54-2176727
                                                    (I.R.S. Employer
                                                    Identification No.)
   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 65.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer for the Marquis Apartments loan <F1>
      c) ARCap Servicing, Inc., as Special Servicer for the Marquis Apartments loan <F1>
      d) Prudential Asset Resources, Inc., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer for the Marquis Apartments loan <F1>
      c) ARCap Servicing, Inc., as Special Servicer for the Marquis Apartments loan <F1>
      d) Prudential Asset Resources, Inc., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer for the Marquis Apartments loan <F1>
      c) ARCap Servicing, Inc., as Special Servicer for the Marquis Apartments loan <F1>
      d) Prudential Asset Resources, Inc., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-PWR8
    (Registrant)


  Signed: Bear Stearns Commercial Mortgage Securities, Inc. as Depositor

  By:  /s/ J. Christopher Hoeffel, President

  Name:  J. Christopher Hoeffel
  Title: President

  Dated: 3/28/2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, J. Christopher Hoeffel, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-PWR8 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ARCap Servicing, Inc. as Special Servicer, Prudential Asset Resources, Inc. as Master Servicer, Wells Fargo Bank, N.A. as Master Servicer.

     Date: 3/28/2006

     /s/ J. Christopher Hoeffel
     Signature

     Name: J. Christopher Hoeffel
     Title: President




  EX-99.1 (a)
(logo)ERNST & YOUNG

* Ernst & Young LLP
  Suite 1500
  2100 Ross Avenue
  Dallas, Texas 75201

* Phone: (214) 969-8000
  Fax:   (214) 969-8587
  Telex: 6710375
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/Ernst & Young LLP


February 16, 2006


A Member Practice of Ernst & Young Global


[PAGE]

Attachment A

Minimum Servicing Standards


I.   Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*         be mathematically accurate;
*         be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

[PAGE]

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

(page)

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 1500
  2100 Ross Avenue
  Dallas, Texas 75201

* Phone: (214) 969-8000
  Fax:   (214) 969-8587
  Telex: 6710375
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 16, 2006


A Member Practice of Ernst & Young Global


(page)


Attachment A


Minimum Servicing Standards


I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*   be mathematically accurate;
*   be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


(page)


2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


(page)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (d)
(logo)PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017



Report of Independent Auditors



To the Board of Directors of
PMCC Holding Company:


We have examined the assertion, dated March 15, 2006, by management of Prudential Asset Resources, Inc. (the "Company"), your indirect, wholly-owned subsidiary, about the Company's compliance with its established minimum servicing policy ("Servicing Policy"), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of December 31, 2005 and for the fiscal year then ended, included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.


In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the fiscal year then ended December 31, 2005 is fairly stated, in all material respects.


PricewaterhouseCoopers LLP

March 20, 2006


(page)

logo)Prudential Financial

Prudential Mortgage Capital Company
100 Mulberry Street, Gateway Center Four, 8th Floor
Newark, NJ 07102
Tel 973 802-3891 Fax 973 802-9631

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2006

As of and for the year ended December 31, 2005, Prudential Asset Resources, Inc. (the "Company"), and affiliate of PMCC Holding Company, have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing policy (See Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000.

/s/ David Twardock
David Twardock, President and
Chief Executive Officer
PMCC Holding Company

3/15/06
Date


/s/ Catherine Rodewald
Catherine Rodewald, Vice President
of Loan Servicing
PMCC Holding Company

3.14.06
Date


/s/ James McCarthy
James McCarthy, Vice President
PMCC Holding Company

3/15/06
Date


(page)


SCHEDULE A


PRUDENTIAL ASSET RESOURCES, INC.

MINIMUM SERVICING POLICY


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after the cutoff date;

* be reviewed and approved by someone other than the person who prepared the reconciliation; and

* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution on behalf of the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held on behalf of a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's loan account number and agree to the total amount of the scheduled payment due shall be deposited into the related custodial bank accounts within two business days of deposit in the clearing bank account. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.


(page)


SCHEDULE A


3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.


(page)


SCHEDULE A


3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required to be paid or credited to the mortgagor by the mortgage documents, shall be paid, or credited, in accordance with the terms of the mortgage documents.


VI. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (e)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.


/s/ KPMG LLP


February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $10,000,000 aggregate, $5,000,000 per loss and an errors and omissions policy in the amount of $10,000,000.



/s/ Christopher Crouch
Christopher Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 16, 2006

[PAGE]

Attachment A

Minimum Servicing Standards


I.   Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
       *  be mathematically accurate;
       *  be prepared within forty-five (45) calendar days after the cutoff date
       * be reviewed and approved by someone other than the person who prepared the reconciliation; and
       * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

[PAGE]

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

[PAGE]

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (c)
Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $10,000,000 aggregate, $5,000,000 per loss and an errors and omissions policy in the amount of $10,000,000.



/s/ Christopher Crouch
Christopher Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 16, 2006


(page)


Attachment A


Minimum Servicing Standards



I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*   be mathematically accurate;
*   be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


(page)


2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


(page)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (d)
(logo)Prudential Financial

Prudential Mortgage Capital Company
100 Mulberry Street, Gateway Center Four, 8th Floor
Newark, NJ 07102
Tel 973 802-3891 Fax 973 802-9631

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2006

As of and for the year ended December 31, 2005, Prudential Asset Resources, Inc. (the "Company"), and affiliate of PMCC Holding Company, have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing policy (See Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000.

/s/ David Twardock
David Twardock, President and
Chief Executive Officer
PMCC Holding Company

3/15/06
Date


/s/ Catherine Rodewald
Catherine Rodewald, Vice President
of Loan Servicing
PMCC Holding Company

3.14.06
Date


/s/ James McCarthy
James McCarthy, Vice President
PMCC Holding Company

3/15/06
Date


(page)


SCHEDULE A


PRUDENTIAL ASSET RESOURCES, INC.

MINIMUM SERVICING POLICY


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after the cutoff date;

* be reviewed and approved by someone other than the person who prepared the reconciliation; and

* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution on behalf of the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held on behalf of a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's loan account number and agree to the total amount of the scheduled payment due shall be deposited into the related custodial bank accounts within two business days of deposit in the clearing bank account. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.


(page)


SCHEDULE A


3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.


(page)


SCHEDULE A


3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required to be paid or credited to the mortgagor by the mortgage documents, shall be paid, or credited, in accordance with the terms of the mortgage documents.


VI. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (e)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711


Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing


/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.3 (a)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of June 1, 2005, relating to the Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-PWR8, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year; and

3. Special Servicer has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 28th day of February, 2006, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

BY: /s/ James L. Duggins
    James L. Duggins, President





  EX-99.3 (b)
(logo)WELLS
      FARGO


Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER`S CERTIFICATE


RE: Bear Stearns Commercial Mortgage Securities Inc., Commercial
Mortgage Pass-Through Certificates, Series 2005-PWR7


In accordance with Section 3.13 of the Pooling and Servicing Agreement, (the "Agreement") dated March 1, 2005 executed by and between Bear Stearns
Commercial Mortgage Securities Inc., (as "Depositor"), Prudential Asset Resources, Inc., (as a "Master Servicer"), Wells Fargo Bank National Association, (as a "Master Servicer"), ARCAP Servicing, Inc., (as "Special Servicer"), Wells Fargo Bank National Association, (as "Certificate Administrator" and as "Tax Administrator"), LaSalle Bank National Association, (as "Trustee"), and ABN AMRO Bank N.V., (as "Fiscal Agent") as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (i) a review of the activities of such Master Servicer, during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, such Master Servicer, has fulfilled all of its obligations under this Agreement in all material respects throughout such year and (iii) such Master Servicer, has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.


Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank National Association
Commercial Mortgage





  EX-99.3 (c)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of March 1, 2005, relating to the Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-PWR7, hereby certifies as follows:

1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year; and

3. Special Servicer has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the day of 28th February, 2006, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

BY: /s/ James L. Duggins
    James L. Duggins, President





  EX-99.3 (d)
(logo) Prudential Financial

Prudential Asset Resources
2200 Ross Avenue, Suite 4900E,
Dallas, TX 75201
Tel 214-777-4500 Fax 214-777-4556



Annual Performance Certification

To: (see attached Distribution List)

Re: Commercial Mortgage Pass-Through Certificates, Series 2005-PWR8


I, Catherine J. Rodewald, President and CEO of Prudential Asset Resources, Inc. (the "Company") hereby certify with regard to the Company's role as a Master Servicer under the Pooling and Servicing Agreement, (the "Agreement") dated as of June 1, 2005 pertaining to the mortgage loans backing the above-referenced certificates, that

(i) a review of the activities of the Company as a Master Servicer and a Special Servicer under the Agreement during the preceding calendar year and of its performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects throughout such year; and
(iii) the Company has received no notice regarding the qualification, or challenging the status of any REMIC Pool created by the Agreement as a REMIC or any Grantor Trust Pool as a Grantor Trust, from the IRS or any other governmental agency or body.

Effective Date of Certification: March 10, 2006


/s/ Catherine J. Rodewald
Catherine J. Rodewald, President &
CEO

(page)

March 10, 2006

Re: Series 2005-PWR8 Commercial Mortgage Pass-Through Certificates


DISTRIBUTION LIST



LASALLE BANK NATIONAL ASSOCIATION
135 South LaSalle Street, Suite 1625
Chicago, Illinois 60603
Attention: Global Securitization Trust Services Group, Bear Stearns Commercial Mortgage Securities Inc., Series 2005-PWR8


WELLS FARGO BANK, National Association
9062 Old Annapolis Road
Columbia, Maryland 21045
Attention: Corporate Trust Administration (CMBS), Bear Stearns Commercial Mortgage Securities Inc., Series 2005-PWR8


BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES, INC.
383 Madison Avenue
New York, New York 10179
Attention: J. Christopher Hoeffel and Joseph Jurkowski, Esq.


MOODY'S INVESTORS SERVICE, INC.
99 Church Street
New York, New York 10007
Attention: Commercial MBS Monitoring Department

FITCH, INC.
One State Street Plaza
New York, New York 10004
Attention: Commercial Mortgage Surveillance





  EX-99.3 (e)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-
    Through Certificates, Series 2005-PWR8

In accordance with section 3.13 of the Pooling and Servicing Agreement, (the "Agreement") dated June 1, 2005 executed by and between Bear Stearns Commercial Mortgage Securities Inc.,(as "Depositor"), Prudential Asset Resources, Inc., (as a "Master Servicer" and "Lock Up Storage Centers Special Servicer"), Wells Fargo Bank National Association, (as a "Master Servicer"), ARCAP Servicing, Inc., (as "General Special Servicer"), Wells Fargo Bank National Association, (as "Certificate Administrator" and as "Tax Administrator"), LaSalle Bank National Association, (as "Trustee"), and ABN AMRO Bank N.V., (as "Fiscal Agent ") as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (i) a review of the activities of such Master Servicer, during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, such Master Servicer, has fulfilled all of its obligations under this Agreement in all material respects throughout such year and (iii) such Master Servicer, has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            2,139,557.10          6,559,740.61                 0.00              97,740,259.39
   A-2                            1,042,530.00                  0.00                 0.00              46,500,000.00
   A-3                            1,433,250.00                  0.00                 0.00              63,000,000.00
   A-4                           23,846,607.78                  0.00                 0.00           1,020,394,000.00
   A-4FL                            942,111.55                  0.00                 0.00              50,000,000.00
   A-AB                           2,931,840.00                  0.00                 0.00             128,000,000.00
   A-J                            3,563,592.48                  0.00                 0.00             150,046,000.00
   B                                903,827.52                  0.00                 0.00              37,511,000.00
   C                                428,791.38                  0.00                 0.00              17,653,000.00
   D                                648,446.22                  0.00                 0.00              26,478,000.00
   E                                441,060.18                  0.00                 0.00              17,653,000.00
   F                                527,455.02                  0.00                 0.00              19,859,000.00
   G                                422,041.52                  0.00                 0.00              15,446,000.00
   H                                488,848.80                  0.00                 0.00              17,652,000.00
   J                                195,540.06                  0.00                 0.00               8,826,000.00
   K                                 97,770.00                  0.00                 0.00               4,413,000.00
   L                                146,666.10                  0.00                 0.00               6,620,000.00
   M                                146,666.10                  0.00                 0.00               6,620,000.00
   N                                 48,873.96                  0.00                 0.00               2,206,000.00
   P                                 97,770.00                  0.00                 0.00               4,413,000.00
   Q                                391,108.74                  0.00                 0.00              17,653,294.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00
   V                                      0.00                  0.00                 0.00                       0.00
   X-1                              491,146.51                  0.00                 0.00           1,758,683,553.39
   X-2                            7,209,300.73                  0.00                 0.00           1,721,945,000.00